Form 10-K
period 1995-12-31
AUTO ONE SECURITIZATION CORP
filed 1996-08-22
CIK 932131

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K


                    ANNUAL REPORT PURSUANT TO SECTION 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


                        COMMISSION FILE NUMBER 33-85782

                      ------------------------------------

                      AUTO ONE SECURITIZATION CORPORATION
    (As Originator of the trust for the 7.25% Automobile Loan Asset-Backed
                         Certificates, Series 1995-A)


        DELAWARE                                           75-256429
       (State of                                       (I.R.S. Employer
     Incorporation)                                   Identification No.)



5550 L.B.J. FREEWAY, SUITE 901, DALLAS, TEXAS                 75240
  (Address of principal executive offices)                  (Zip Code)

                               (214) 661-1234
            (Registrant's telephone number, including area code)


      Securities registered pursuant to Section 12(b) of the Act:  None


      Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) and has been subject to
such filing requirements for the past 90 days.  Yes [ ]     No [x]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

================================================================================

                                     PART I

ITEM 2.  PROPERTIES.

     Exhibit 99.1 (the "Annual Settlement Statement") and Exhibit 99.2 (the "Annual Master Servicer's Report") to this Report set forth certain information relating to the trust (the "Trust") created for the 7.25% Automobile Loan Asset- Backed Certificates, Series 1995-A (the "Certificates") with respect to the period from the issuance of the Certificates on April 19, 1995 through the end of the Trust's initial partial fiscal year on December 31, 1995. Such information, which was derived from monthly settlement statements and monthly master servicer reports relating to such period, delivered by Harris Trust & Savings Bank, as trustee (the "Trustee") of the Trust or Auto One Acceptance Corporation (the "Master Servicer"), pursuant to the Pooling and Servicing Agreement (the "Pooling Agreement"), dated as of April 1, 1995, by and among the Corporation as transferor (the "Transferor"), the Master Servicer and the Trustee, is incorporated herein by this reference.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of July 31, 1996, $70,000,000.00 in original aggregate principal amount of Certificates had been issued (the aggregate principal balance of which at July 31, 1996 was $38,886,118.20).

     The information regarding the ownership of the Certificates set forth in
Item 12 below of this Report is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of July 31, 1996, all of the Certificates were held of record by Cede & Co., as nominee of The Depository Trust Company (the "DTC"). Based solely upon information provided by DTC, as of July 31, 1996, the following entities had owned through DTC interests in the Certificates equal to the following principal balances. The Corporation does not know whether such entities are the beneficial owners of such interests or whether they hold such interests in a fiduciary or similar capacity for others.

                                               PRINCIPAL             PERCENT
             NAME AND ADDRESS                   BALANCE             OF CLASS
   -------------------------------------------------------------------------
   Bank of New York                          $4,055,433.27            10.429
   925 Patterson Plank Road
   Secaucus, New Jersey  07094
   -------------------------------------------------------------------------
   Bank One Trust Company N.A. - State       $3,944,218.97            10.143
   30 West Spring Street
   Columbus, Ohio  43266-0581
   -------------------------------------------------------------------------
   Chase Manhattan Bank, N.A.                $2,777,635.42             7.143
   One Chase Manhattan Plaza
   3B - Proxy Department
   New York, New York  10081
   -------------------------------------------------------------------------
   Chemical Bank                             $2,777,635.42             7.143
   Auto Settlement Department
   4 New York Plaza, 9th Floor
   New York, New York  10004
   -------------------------------------------------------------------------
   Citibank, N.A.                            $8,332,906.27            21.429
   111 Wall Street
   20th Floor, Zone 9
   New York, New York  10043
   -------------------------------------------------------------------------
   First National Bank of Chicago            $7,499,576.76            19.286
   One First National Plaza, Suite 0417
   Chicago, Illinois  60670
   -------------------------------------------------------------------------
   Northern Trust Co. - Trust                $2,708,029.27             6.964
   801 S. Canal C-ln
   Chicago, Illinois  60607
   -------------------------------------------------------------------------
   SSB Custodian                             $2,055,520.21             5.286
   Quincy Securities Processing
   A5W P. O. Box 1631
   Boston, Massachusetts  02105-1631
   -------------------------------------------------------------------------


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except for the transactions contemplated by the Pooling Agreement, the Transferor is not aware of any transactions or series of similar transactions during Fiscal Year 1995, or any currently proposed transaction or series of similar transactions, in which the amount involved exceeded or is proposed to exceed $60,000, to which the Transferor or the Trust is a party or is proposed to be a party, and in which any person known to the Transferor to own more than 5% of the Certificates had or has a direct or indirect material interest.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  List of documents filed as a part of the report.

              Exhibit 99.1: Annual Settlement Statement for the Trust for the period April 19, 1995 through December 31, 1995

              Exhibit 99.2: Annual Master Servicer's Report for the Trust for the period April 19, 1995 through December 31, 1995

         (b)  Reports on Form 8-K.

                   Each month the Corporation files a current report on Form
              8-K which includes, as an exhibit, a copy of the settlement statement relating to the preceding monthly period required under the Pooling Agreement to be delivered by the Trustee.

                                 SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be executed on its behalf by the undersigned, thereunto duly authorized.

                                        AUTO ONE SECURITIZATION CORPORATION
                                        (As originator of the Trust)


                                        By:         /s/ James W. Bass
                                            -----------------------------------
                                                James W. Bass, President

Dated:  August 22, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                                      Title
- ----------------------------     -----------------------------------------------




   /s/ Millard E. Morris                        Chairman of the Board
- ----------------------------                (principal executive officer)
     Millard E. Morris


     /s/ James W. Bass                                President
- ----------------------------        (principal financial and accounting officer)
       James W. Bass



    /s/ Mark R. Anderson                              Director
- ----------------------------
      Mark R. Anderson

                                EXHIBIT INDEX

Exhibit
Number          Description
- -------         -----------

Exhibit 99.1:   Annual Settlement Statement for the Trust for the period
                April 19, 1995 through December 31, 1995

Exhibit 99.2:   Annual Master Servicer's Report for the Trust for the period
                April 19, 1995 through December 31, 1995